Form 10-K405
period 2001-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES LMG-1
filed 2002-01-17
CIK 1157646

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                          --------------------------

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

                          -------------------------

      For the fiscal year ended:                      Commission file number:
          DECEMBER 31, 2001                                 333-4767-08

                        MERRILL LYNCH DEPOSITOR, INC.
               (ON BEHALF OF PREFERREDPLUS TRUST SERIES LMG-1)
            (Exact name of registrant as specified in its charter)

              DELAWARE                                   13-3891329
          (State or other                           (I. R. S. Employer
          jurisdiction  of                          Identification No.)
           incorporation)

       WORLD FINANCIAL CENTER,                          10281
         NEW YORK,  NEW YORK                          (Zip Code)
        (Address of principal
         executive offices)

                          --------------------------

               Registrant's telephone number, including area code:

                                 (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PREFERREDPLUS TRUST CERTIFICATES, SERIES LMG-1, LISTED ON THE NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NOT APPLICABLE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X            No
                              ---               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
form 10-K.   X
            ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

                                 NOT APPLICABLE

Indicate the number of shares outstanding for each of the registrant's class of common stock, as of the latest practicable date.

                                 NOT APPLICABLE

                       Documents Incorporated by Reference

                                      NONE

PART I.

ITEM 1.     BUSINESS.

            None.

ITEM 2.     PROPERTIES.

            None.

ITEM 3.     LEGAL PROCEEDINGS.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

            The Trust Certificates issued by PreferredPlus Trust Series LMG-1 are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

            The Trust Certificates are listed on the New York Stock Exchange.

ITEM 6.     SELECTED FINANCIAL DATA.

            Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            Not Applicable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not Applicable.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Not Applicable.

ITEM 11.    EXECUTIVE COMPENSATION.

            Not Applicable.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            (A)   None.
            (B)   Not Applicable.
            (C)   Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

            None.

PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

            Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    MERRILL LYNCH DEPOSITOR, INC.

Date: 01/14/02                          By:   /s/ Barry Finkelstein
                                              Name: Barry Finkelstein
                                              Title: President