Form 10-K
period 2007-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES LMG-1
filed 2008-03-27
CIK 1157646

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2007	001-16667
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF PREFERREDPLUS TRUST SERIES LMG-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

WORLD FINANCIAL CENTER, NEW YORK, NEW YORK (Address of principal executive offices)	10080 (Zip Code)

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
     Not Applicable.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1.	Certification of Vice President of Registrant dated March 14, 2008, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

99.1.	Trustee’s Annual Compliance Certificate dated March 6, 2008.

99.2.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 14, 2008, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 14, 2008 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated March 5, 2008, The Bank of New York’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 5, 2008 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 25, 2008	By:	/s/ Ronald Monaco
		Name:	Ronald Monaco
		Title:	Vice President