Form 10-K
period 2009-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES LMG-1
filed 2010-03-30
CIK 1157646

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2009	001-16667
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF PREFERREDPLUS TRUST SERIES LMG-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
ITEM 4. (REMOVED AND RESERVED)
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
     Not Applicable.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1.	Certification of the Vice President of Registrant dated March 22, 2010, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

99.1.	Trustee’s Annual Compliance Certificate dated March 9, 2010.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated March 22, 2010, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 22, 2010 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated March 9, 2010, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 9, 2010 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 22, 2010	By:	/s/ John Marciano
		Name:	John Marciano
		Title:	Vice President