Form 10-K
period 2010-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES LMG-1
filed 2011-03-28
CIK 1157646

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2010	001-16667
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF PREFERREDPLUS TRUST SERIES LMG-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK 3RD FLOOR — STRUCTURED CREDIT TRADING NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

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
     Not Applicable.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1.	Certification of the Vice President of Registrant dated March 28, 2011, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

99.1.	Trustee’s Annual Compliance Certificate dated March 4, 2011.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated March 21, 2011, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 21, 2011 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated March 2, 2011, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 2, 2011 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 28, 2011	By:	/s/ John Marciano
		Name:	John Marciano
		Title:	Vice President